Form 10-K405
period 1996-12-31
PEOPLES BANK CREDIT CARD MASTER TRUST
filed 1997-03-26
CIK 916745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1996  Commission file numbers:33-63146,
                                               33-73442, 33-84428, 33-99506
                                               33-99508,33-90012

                                  People's Bank
                                  on behalf of
                     People's Bank Credit Card Master Trust
             (Exact Name of Registrant as Specified in its Charter)

         Connecticut                                   06-1213065
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

           850 Main Street
       Bridgeport, Connecticut                                  06604
(Address of Principal Executive Offices)                      (Zip Code)


       Registrant's telephone number, including area code: (203) 338-7171

           Securities registered pursuant to Section 12(b) of the Act:
                                     None.

           Securities registered pursuant to Section 12(g) of the Act:

  Certificates (the "Certificates") representing undivided interests in certain assets of the People's Bank Credit Card Master Trust. On June 30, 1993, February 7, 1994, October 18, 1994, March 6, 1995 and December 7, 1995
      Registration Statements on Form S-1, as amended, were filed with the Securities and Exchange Commission (the "Commission") registering the
 Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market shall be computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):
                                 Not Applicable.

                                     PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

           Omitted.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings involving the People's Bank Credit Card Master Trust (the "Trust"), People's Bank (in its capacity as transferor and servicer of receivables transferred to the Trust) ("People's"), Bankers Trust Company ( the "Trustee") (in its capacity as Trustee), or People's Structured Finance Corp., a wholly owned special purpose subsidiary of People's ("PSFC"), as holder of the Exchangeable Transferor Certificate representing the undivided interest in the assets of the Trust not represented by investor Certificates, other than routine litigation incidental to the business of the Trust, People's (in such capacity), the Trustee (in such capacity) or PSFC.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           (a) To People's knowledge, there is no established public trading market for the Certificates. The Certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC"), and PSFC.

Item 6.    Selected Financial Data.

           Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The investor Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement, dated as of June 1, 1993, between People's and the Trustee. Accordingly, Cede is the holder of record of investor Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is:

           Cede & Co.
           c/o The Depository Trust Company
           Seven Hanover Square
           New York, NY  10004

           PSFC owns the Exchangeable Transferor Certificate, representing the undivided interest in the assets of the Trust not represented by investor Certificates. The address of PSFC is:

           PSFC
           850 Main Street
           Bridgeport, CT  06604

Item 13.   Certain Relationships and Related Transactions.

           To People's knowledge there have not been, and there are not currently proposed any transaction or series of transactions relating to the Trust, to which either the Trust, People's, as transferor or servicer, PSFC, or the Trustee, on behalf of the Trust, is a party with any investor Certificateholder who owns of record or beneficially more than five percent of the Certificates.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Report on Form 8-K.

           (a) Exhibits

               99.1 Management Report on the Internal Control Structure Over Financial Reporting for the Credit Card Division of People's Bank and Management Report on People's Bank's Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement.

               99.2 Independent Accountants' Report on Management's Report on the Internal Control Structure Over Financial Reporting for the Credit Card Division of People's Bank.

               99.3 Independent Accountants' Report on Management's Report on People's Bank's compliance with Article IV, Section
                     4.2 of the Pooling and Servicing Agreement.

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1996.

               99.5  Listing of Monthly Servicer's Certificates

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bridgeport, State of Connecticut, on March 20, 1997.

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/ David E.A. Carson
            David E.A. Carson
    President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                              Title

/s/ David E.A. Carson          President and Chief Executive Officer, Director
  David E.A. Carson

/s/ Carlos R. Mello            Senior Vice President, Comptroller, and Chief
   Carlos R. Mello              Accounting Officer

/s/ James P. Biggs             Executive Vice President Marketing and Regional
  James P. Biggs                Banking Division, Director

/s/ George W. Morriss          Executive Vice President and Chief Financial
   George W. Morriss            Officer

/s/ George P. Carter           Director
  George P. Carter

/s/ Joseph E. Clancy           Director
  Joseph E. Clancy

/s/ George R. Dunbar           Director
  George R. Dunbar

/s/ Norwick R.G. Goodspeed     Director
  Norwick R.G. Goodspeed

                               Director
   Eunice S. Groark

/s/ Samuel W. Hawley           Chairman of the Executive Committee, Director
  Samuel W. Hawley

/s/ Betty Ruth Hollander       Director
  Betty Ruth Hollander

/s/ Jean M. LaVecchia          Director
  Jean M. LaVecchia

                               Director
  Saul Kwartin

/s/ Jack E. McGregor           Director
  Jack E. McGregor

                               Director
  John F. Merchant

/s/ Wilmot F. Wheeler, Jr.     Director
   Wilmot F. Wheeler, Jr.

                                  EXHIBIT INDEX

     No.

     99.1 Management Report on the Internal Control Structure Over Financial Reporting for the Credit Card Division of People's Bank and Management Report on People's Bank's Compliance with Article IV,
           Section 4.2 of the Pooling and Servicing Agreement.

     99.2 Independent Accountants' Report on Management's Report on the Internal Control Structure Over Financial Reporting for the Credit Card Division of People's Bank.

     99.3 Independent Accountants' Report on Management's Report on People's Bank's Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement.

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1996.

     99.5  Listing of Monthly Servicer's Certificates