Form 10-K405
period 1997-12-31
PEOPLES BANK CREDIT CARD MASTER TRUST
filed 1998-03-30
CIK 916745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1997  Commission file numbers:33-63146,
                                               33-73442, 33-84428, 33-99506
                                               33-99508,33-90012, 333-33269,
                                               333-45785

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

  Certificates (the "Certificates") representing undivided interests in certain assets of the People's Bank Credit Card Master Trust. On June 30, 1993,
      February 7, 1994, October 18, 1994, March 6, 1995, November 17, 1995,
                      August 8, 1997 and February 6, 1998
      Registration Statements on Form S-1, as amended, were filed with the
     Securities and Exchange Commission (the "Commission") registering the Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



   State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within 60 days prior to the date of filing.
                   (See definition of affiliate in Rule 405.)

                                 Not Applicable.

                                     PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

           Omitted.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings involving the People's Bank Credit Card Master Trust (the "Trust"), People's Bank (in its capacity as transferor and servicer of receivables transferred to the Trust) ("People's"), Bankers Trust Company (in its capacity as Trustee) ( the "Trustee") or People's Structured Finance Corp., a wholly owned special purpose subsidiary of People's ("PSFC"), as holder of the Exchangeable Transferor Certificate representing the undivided interest in the assets of the Trust not represented by Certificates, other than routine litigation incidental to the business of the Trust, People's (in such capacity), the Trustee (in such capacity) or PSFC.

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

           Omitted.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

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

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances set forth in the Amended and Restated Pooling and Servicing Agreement, dated as of March 18, 1997, between People's and the Trustee, amending and restating in its entirety the Pooling and Servicing Agreement, dated as of June 1, 1993. Accordingly, Cede is the holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is:

           Cede & Co.
           c/o The Depository Trust Company
           Seven Hanover Square
           New York, NY  10004

           PSFC owns the Exchangeable Transferor Certificate, representing the undivided interest in the assets of the Trust not represented by Certificates. The address of PSFC is:

           PSFC
           850 Main Street
           Bridgeport, CT  06604

Item 13.   Certain Relationships and Related Transactions.

           To People's knowledge there have not been, and there are not currently proposed any transaction or series of transactions relating to the Trust, to which either the Trust, People's, as transferor or servicer, PSFC, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

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

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1997.

               99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 18, 1997; March 17, 1997; April 15, 1997; May 15,
                     1997; June 16, 1997; July 15, 1997; August 15, 1997;
                     September 15, 1997; October 15, 1997; November 17, 1997; December 15, 1997; and January 15, 1998).

           (b) Reports on Form 8-K


               1. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of August dated September 15, 1997.

               2. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of August dated August 1, 1997.

               3. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of September dated October 15, 1997.

               4. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of October dated November 17, 1997.

               5. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of November dated December 15, 1997.

               6. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of November dated
                  November 1, 1997.

               5. People's Bank Credit Card Master Trust Current Report on Form
                  8-K for the month of December dated January 15, 1998.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/ David E.A. Carson
             David E.A. Carson
         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                              Title

/s/ David E.A. Carson          Chief Executive Officer, Director
  David E.A. Carson

/s/ Vincent J. Calabrese       First Vice President, Comptroller, and Chief
   Vincent J. Calabrese         Accounting Officer

/s/ James P. Biggs             President and Chief Operating Officer,
  James P. Biggs                Director

/s/ George W. Morriss          Executive Vice President and Chief Financial
   George W. Morriss            Officer

/s/ George P. Carter           Director
  George P. Carter

                               Director
  Joseph E. Clancy

/s/ George R. Dunbar           Director
  George R. Dunbar

/s/ Jerry Franklin             Director
  Jerry Franklin

                               Director
   Eunice S. Groark

/s/ Samuel W. Hawley           Chairman of the Executive Committee, Director
  Samuel W. Hawley

/s/ Betty Ruth Hollander       Director
  Betty Ruth Hollander

                               Director
  Saul Kwartin

/s/ Jeremiah J. Lowney, Jr.    Director
  Jeremiah J. Lowney, Jr.

/s/ Jack E. McGregor           Director
  Jack E. McGregor

                               Director
  James A. Thomas

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

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1997.

     99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 18, 1997; March 17, 1997; April 15, 1997; May 15,
           1997; June 16, 1997; July 15, 1997; August 15, 1997;
           September 15, 1997; October 15, 1997; November 17, 1997; December 15, 1997; and January 15, 1998).