Form 10-K405
period 1998-12-31
PEOPLES BANK CREDIT CARD MASTER TRUST
filed 1999-03-29
CIK 916745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1998  Commission file numbers:33-63146,
                                               33-73442, 33-84428, 33-99506
                                               33-99508,33-90012, 333-33269,
                                               333-45785

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Report on Form 8-K.

           (a) Exhibits

               99.1  Management Report on Internal Control Over
                     Financial Reporting for the Credit Card Services Division of People's Bank and Management Report on People's Bank's Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement.

               99.2 Independent Accountants' Report on Management's Assertion Concerning Internal Control Over Financial Reporting for the Credit Card Services Division of People's Bank.

               99.3 Independent Accountants' Report on Management's Assertion Concerning People's Bank's Compliance with Article IV,
                     Section 4.2 of the Pooling and Servicing Agreement.

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1998.

               99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 17, 1998; March 16, 1998; April 15, 1998; May 15,
                     1998; June 15, 1998; July 15, 1998; August 17, 1998;
                     September 15, 1998; October 15, 1998; November 16, 1998; December 15, 1998; and January 15, 1999).

           (b) Reports on Form 8-K


               1. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of September dated October 15, 1998.

               2. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of October dated November 16, 1998.

               3. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of November dated December 15, 1998.

               4. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of December dated January 15, 1999.


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

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/ David E.A. Carson
             David E.A. Carson
         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

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

  /s/ Vincent J. Calabrese     First Vice President, Comptroller, and Chief
  Vincent J. Calabrese         Accounting Officer

  /s/ George W. Morriss        Executive Vice President and Chief Financial
  George W. Morriss            Officer

  /s/ George P. Carter         Director
  George P. Carter

  /s/ Joseph E. Clancy         Director
  Joseph E. Clancy

  /s/ Jerry Franklin           Director
  Jerry Franklin

  /s/ Eunice S. Groark         Director
  Eunice S. Groark

  /s/ Samuel W. Hawley         Chairman of the Executive Committee, Director
  Samuel W. Hawley

  /s/ Betty Ruth Hollander     Director
  Betty Ruth Hollander

  /s/ Saul Kwartin             Director
  Saul Kwartin

  /s/ Jeremiah J. Lowney, Jr.  Director
  Jeremiah J. Lowney, Jr.

  /s/ Jack E. McGregor         Director
  Jack E. McGregor

                               Director
  James A. Thomas


                                   EXHIBIT INDEX

     No.

     99.1  Management Report on Internal Control Over Financial
           Reporting for the Credit Card Services Division of People's Bank and Management Report on People's Bank's Compliance with Article IV,
           Section 4.2 of the Pooling and Servicing Agreement.

     99.2 Independent Accountants' Report on Management's Assertion Concerning Internal Control Over Financial Reporting for the Credit
           Card Services Division of People's Bank.

     99.3 Independent Accountants' Report on Management's Assertion Concerning People's Bank's Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement.

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1998.

     99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated
           February 17, 1998; March 16, 1998; April 15, 1998; May 15, 1998;
           June 15, 1998; July 15, 1998; August 17, 1998; September 15, 1998;
           October 15, 1998; November 16, 1998; December 15, 1998; and January 15, 1999).