Form 10-K405
period 1999-12-31
PEOPLES BANK CREDIT CARD MASTER TRUST
filed 2000-03-20
CIK 916745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1999  Commission file numbers:33-99506,
                                               33-99508,33-90012, 333-33269,
                                               333-45785, 333-63989

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

  Certificates (the "Certificates") representing undivided interests in certain assets of the People's Bank Credit Card Master Trust. On June 30, 1993,
      February 7, 1994, October 18, 1994, March 6, 1995, November 17, 1995,
             August 8, 1997, February 6, 1998 and September 22, 1999
      Registration Statements on Form S-1, as amended, were filed with the
     Securities and Exchange Commission (the "Commission") registering the Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

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

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1999.

               99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 16, 1999; March 15, 1999; April 15, 1999; May 17,
                     1999; June 15, 1999; July 15, 1999; August 16, 1999;
                     September 15, 1999; October 15, 1999; November 15, 1999; December 15, 1999; and January 18, 2000).

           (b) Reports on Form 8-K


               1. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of September dated October 15, 1999.

               2. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of October dated November 15, 1999.

               3. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of November dated December 15, 1999.

               4. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of December dated January 18, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/ John A. Klein
             John A. Klein
         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                              Title

  /s/ John A. Klein            President, Chief Executive Officer and Director
  John A. Klein

  /s/ Vincent J. Calabrese     First Vice President, Controller, and Chief
  Vincent J. Calabrese         Accounting Officer

  /s/ George W. Morriss        Executive Vice President and Chief Financial
  George W. Morriss            Officer

  /s/ George P. Carter         Director
  George P. Carter

  /s/ David E.A. Carson        Director
  David E.A. Carson

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

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 1999.

     99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated
           February 16, 1999; March 15, 1999; April 15, 1999; May 17, 1999;
           June 15, 1999; July 15, 1999; August 16, 1999; September 15, 1999;
           October 15, 1999; November 15, 1999; December 15, 1999; and January 18, 2000).