Form 10-K405
period 2000-12-31
PEOPLES BANK CREDIT CARD MASTER TRUST
filed 2001-03-21
CIK 916745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2000  Commission file numbers:33-99506,
                                               33-99508,33-90012, 333-33269,
                                               333-45785, 333-63989

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

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 2000.

               99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 15, 2000; March 15, 2000; April 17, 2000; May 15,
                     2000; June 15, 2000; July 17, 2000; August 15, 2000;
                     September 15, 2000; October 16, 2000; November 15, 2000; December 15, 2000; and January 16, 2001).

           (b) Reports on Form 8-K


               1. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of September dated October 16, 2000.

               2. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of October dated November 15, 2000.

               3. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of November dated December 15, 2000.

               4. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of December dated January 16, 2001.


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

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/ John A. Klein
             John A. Klein
         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                              Title

  /s/ John A. Klein            President, Chief Executive Officer and Director
  John A. Klein

  /s/ Vincent J. Calabrese     First Vice President, Controller, and Chief
  Vincent J. Calabrese          Accounting Officer

  /s/ William T. Kosturko      Executive Vice President/General Counsel
  William T. Kosturko           & Chief Financial Officer

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

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 2000.

     99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated
           February 15, 2000; March 15, 2000; April 17, 2000; May 15, 2000;
           June 15, 2000; July 17, 2000; August 15, 2000; September 15, 2000;
           October 16, 2000; November 15, 2000; December 15, 2000; and January 16, 2001).