Form 10-K405
period 2001-12-31
PEOPLES BANK CREDIT CARD MASTER TRUST
filed 2002-03-22
CIK 916745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K 405

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2001  Commission file numbers:33-99506,
                                               33-99508,33-90012, 333-33269,
                                               333-45785, 333-63989

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

               99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 2001.

               99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated February 15, 2001; March 20, 2001; April 20, 2001; May 18,
                     2001; June 20, 2001; July 20, 2001; August 17, 2001;
                     September 25, 2001; October 22, 2001; November 27, 2001; December 18, 2001; and January 23, 2002).

           (b) Reports on Form 8-K


               1. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of September dated October 22, 2001.

               2. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of October dated November 27, 2001.

               3. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of November dated December 18, 2001.

               4. People's Bank Credit Card Master Trust Current Report on
                  Form 8-K for the month of December dated January 23, 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE'S BANK
as originator of the Trust (Registrant)


By:      /s/John A. Klein
             John A. Klein
         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

      Signatures                              Title

  /s/John A. Klein            President, Chief Executive Officer and Director
  John A. Klein

  /s/Donald T. Heroman        Executive Vice President& Chief Financial Officer
  Donald T. Heroman

  /s/Vincent J. Calabrese     First Vice President, Controller and Chief
  Vincent J. Calabrese          Accounting Officer

  /s/Collin P. Baron          Director
  Collin P. Baron

  /s/George P. Carter         Director
  George P. Carter

  /s/Joseph E. Clancy         Director
  Joseph E. Clancy

  /s/Jerry Franklin           Director
  Jerry Franklin

  /s/Eunice S. Groark         Director
  Eunice S. Groark

  /s/Betty Ruth Hollander     Director
  Betty Ruth Hollander

  /s/Saul Kwartin             Director
  Saul Kwartin

  /s/Jeremiah J. Lowney, Jr.  Director
  Jeremiah J. Lowney, Jr.

  /s/Jack E. McGregor         Director
  Jack E. McGregor

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

     99.4 Aggregate Annual Report for People's Credit Card Master Trust for the Year Ended December 31, 2001.

     99.5 Monthly Servicer's Certificates (incorporated by reference to Exhibit 20 of Current Reports on Form 8-K dated
           February 15, 2001; March 20, 2001; April 20, 2001; May 18, 2001;
           June 20, 2001; July 20, 2001; August 17, 2001; September 25, 2001;
           October 22, 2001; November 27, 2001; December 18, 2001; and January 23, 2002).




                        People's Credit Card Master Trust

              Management Report on Internal Control Over Financial
        Reporting for the Credit Card Services Division of People's Bank
            and Management Report on People's Bank Compliance with
         Article IV, Section 4.2 of the Pooling and Servicing Agreement

                          As of December 31, 2001

              Management Report on Internal Control Over Financial Reporting for the Credit Card Services Division of People's Bank

Management of People's Bank ("People's") is responsible for establishing and maintaining effective internal control over financial reporting for the Credit Card Services division of People's, inclusive of the accounts transferred to and serviced for the People's Bank Credit Card Master Trust, that is sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to the preparation of financial information.
Further, because of changes in conditions, the effectiveness of any internal control may vary over time.

Management assessed whether the internal control over financial reporting for People's Credit Card Services division as of December 31, 2001 was sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2001, the Credit Card Services division of People's maintained effective internal control over financial reporting that was sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements.

         Management Report on People's Bank's Compliance with Article IV,
               Section 4.2 of the Pooling and Servicing Agreement

Management of People's Bank ("People's") is responsible for complying with the provisions of Article IV, Section 4.2 of the Amended and Restated Pooling and Servicing Agreement dated March 18, 1997 (as heretofore amended, supplemented or otherwise modified including the applicable supplements dated July 1, 1996, March 18, 1997, September 1, 1997, April 1, 1998 and September 29, 1999) by and between People's as transferor and servicer,and Bankers Trust Company as trustee (the "Agreement"). Management of People's is also responsible for establishing and maintaining effective internal control over compliance with the aforementioned requirements.

Management has performed an evaluation of People's compliance with the aforementioned requirements of Article IV, Section 4.2 of the Agreement, as of December 31, 2001. Based on this evaluation, management believes that, as of December 31, 2001, People's was in compliance with the aforementioned requirements of Article IV, Section 4.2 of the Agreement.


/s/John A.Klein
Chairman, Chief Executive Officer and President


/s/Donald T. Heroman
Executive Vice President & Chief Financial Officer


March 21, 2002




                        People's Credit Card Master Trust

       Independent Accountants' Report on Management's Assertion Concerning
              Internal Control Over Financial Reporting for the
               Credit Card Services Division of People's Bank


                         Independent Accountants' Report

People's Bank
850 Main Street
Bridgeport, Connecticut 06604

Bankers Trust Company
Four Albany Street, 10th Floor
New York, New York 10006


We have examined the assertion made by the management of People's Bank ("People's") that its Credit Card Services division (which includes the accounts transferred to and serviced for the People's Bank Credit Card Master Trust) maintained effective internal control over financial reporting as of December 31, 2001 that was sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements. This assertion is included in the accompanying Management Report on Internal Control Over Financial Reporting for the Credit Card Services Division of People's Bank, dated March 21, 2002, and is based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of People's is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to errors or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that the Credit Card Services division of People's maintained effective internal control over financial reporting as of December 31, 2001 that was sufficient for the prevention and detection of misstatements due to errors or fraud in amounts that would be material to People's consolidated financial statements is fairly stated, in all material respects, based on criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP


Stamford, Connecticut
March 21, 2002



                        People's Credit Card Master Trust

      Independent Accountants' Report on Management's Assertion Concerning
                  People's Bank's Compliance with Article IV,
               Section 4.2 of the Pooling and Servicing Agreement


                        Independent Accountants' Report

People's Bank
850 Main Street
Bridgeport, Connecticut 06604

Bankers Trust Company
Four Albany Street, 10th Floor
New York, New York 10006


We have examined the assertion made by the management of People's Bank ("People's") that, as of December 31, 2001, People's was in compliance with the requirements of Article IV, Section 4.2 of the Amended and Restated Pooling and Servicing Agreement dated March 18, 1997 (as heretofore amended, supplemented or otherwise modified including the applicable supplements dated July 1, 1996, March 18, 1997, September 1, 1997, April 1, 1998 and September 29, 1999) by and between People's as transferor and servicer, and Bankers Trust Company as trustee (the "Agreement"). This assertion is included in the accompanying Management Report on People's Bank Compliance with Article IV, Section 4.2 of the Pooling and Servicing Agreement, dated March 21, 2002. Management of People's is responsible for compliance with the aforementioned requirements. Our responsibility is to express an opinion on management's assertion about People's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about People's compliance with the aforementioned requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on People's compliance with the aforementioned requirements.

In our opinion, management's assertion that, as of December 31, 2001, People's was in compliance with the aforementioned requirements of Article IV, Section
4.2 of the Agreement is fairly stated, in all material respects.

This report is intended solely for the information and use of People's and Bankers Trust Company. It is not intended to be, and should not be, used by anyone other than these specified parties.

/s/ KPMG LLP


Stamford, Connecticut
March 21, 2002


              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1996-1
                            2001 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/01:      $335,334,552.17
Total Class A Distributions Per $1,000 of Original Investment:        $884.79

Total Class B Distributions For The Year Ended 12/31/01:          $989,764.37
Total Class B Distributions Per $1,000 of Original Investment:         $47.13

Class A Distributions Allocated To Certificate Principal:     $324,857,142.84
Class A Distributions of Principal Per $1,000 of Original Investment: $857.14

Class B Distributions Allocated to Certificate Principal                $0.00
Class B Distributions of Principal Per $1,000 of Original Investment:   $0.00

Class A Distributions Allocated To Certificate Interest:       $10,477,409.33
Class A Distributions of Interest Per $1,000 of Original Investment:   $27.64

Class B Distributions Allocated to Certificate Interest           $989,764.37
Class B Distributions of Interest Per $1,000 of Original Investment:   $47.13

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1997-1
                            2001 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/01:       $19,251,070.34
Total Class A Distributions Per $1,000 of Original Investment:         $45.30

Total Class B Distributions For The Year Ended 12/31/01:        $1,597,573.98
Total Class B Distributions Per $1,000 of Original Investment:         $47.34

Total Collateral Interest Distributions For The Year
 Ended 12/31/01:                                               $20,507,380.66
Total Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                 $497.15

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original Investment:   $0.00

Class B Distributions Allocated to Certificate Principal                $0.00
Class B Distributions of Principal Per $1,000 of Original Investment:   $0.00

Collateral Interest Distributions Allocated to Collateral
 Principal:                                                    $19,107,629.43
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                 $463.22

Class A Distributions Allocated To Certificate Interest:       $19,251.070.34
Class A Distributions of Interest Per $1,000 of Original Investment:   $45.30

Class B Distributions Allocated to Certificate Interest         $1,597,573.98
Class B Distributions of Interest Per $1,000 of Original Investment:   $47.34

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                      $1,399,751.23
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                  $33.93

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1997-2
                            2001 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/01:       $19,294,396.74
Total Class A Distributions Per $1,000 of Original Investment:         $45.40

Total Class B Distributions For The Year Ended 12/31/01:        $1,601,014.61
Total Class B Distributions Per $1,000 of Original Investment:         $47.44

Total Collateral Interest Distributions For The Year
 Ended 12/31/01:                                                $1,528,222.72
Total Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                  $37.05

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original Investment:   $0.00

Class B Distributions Allocated to Certificate Principal                $0.00
Class B Distributions of Principal Per $1,000 of Original Investment:   $0.00

Collateral Interest Distributions Allocated to Collateral Principal:    $0.00
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                   $0.00

Class A Distributions Allocated To Certificate Interest:       $19,294,396.74
Class A Distributions of Interest Per $1,000 of Original Investment:   $45.40

Class B Distributions Allocated to Certificate Interest         $1,601,014.61
Class B Distributions of Interest Per $1,000 of Original Investment:   $47.44

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                      $1,528,222.72
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                  $37.05

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1998-1
                            2001 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/01:       $15,606,680.07
Total Class A Distributions Per $1,000 of Original Investment:         $45.50

Total Class B Distributions For The Year Ended 12/31/01:        $1,283,564.19
Total Class B Distributions Per $1,000 of Original Investment:         $47.54

Total Collateral Interest Distributions For The Year
 Ended 12/31/01:                                                  $979,264.43
Total Collateral Interest Distributions Per $1,000 of
 Original Investment:                                                  $32.64

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original Investment:   $0.00

Class B Distributions Allocated to Certificate Principal                $0.00
Class B Distributions of Principal Per $1,000 of Original Investment:   $0.00

Collateral Interest Distributions Allocated to Collateral Principal:    $0.00
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                   $0.00

Class A Distributions Allocated To Certificate Interest:       $15,606,680.07
Class A Distributions of Interest Per $1,000 of Original Investment:   $45.50

Class B Distributions Allocated to Certificate Interest         $1,283,564.19
Class B Distributions of Interest Per $1,000 of Original Investment:   $47.54

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                        $979,264.43
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                  $32.64

              PEOPLE'S BANK CREDIT CARD MASTER TRUST SERIES 1999-1
                            2001 ANNUAL TAX STATEMENT

Total Class A Distributions For The Year Ended 12/31/01:       $15,896,035.78
Total Class A Distributions Per $1,000 of Original Investment:         $47.03

Total Class B Distributions For The Year Ended 12/31/01:        $1,449,596.34
Total Class B Distributions Per $1,000 of Original Investment:         $49.99

Total Collateral Interest Distributions For The Year Ended
 12/31/01:                                                      $6,619,376.46
Total Collateral Interest Distributions Per $1,000 of Original
 Investment:                                                          $200.59

Class A Distributions Allocated To Certificate Principal:               $0.00
Class A Distributions of Principal Per $1,000 of Original Investment:   $0.00

Class B Distributions Allocated to Certificate Principal                $0.00
Class B Distributions of Principal Per $1,000 of Original Investment:   $0.00

Collateral Interest Distributions Allocated to Collateral
 Principal:                                                     $5,525,885.56
Collateral Interest Distributions of Principal Per $1,000 of
 Original Investment:                                                 $167.45

Class A Distributions Allocated To Certificate Interest:       $15,896,035.78
Class A Distributions of Interest Per $1,000 of Original Investment:   $47.03

Class B Distributions Allocated to Certificate Interest         $1,449,596.34
Class B Distributions of Interest Per $1,000 of Original Investment:   $49.99

Collateral Interest Distributions Allocated to Collateral
 Interest:                                                      $1,093,490.90
Collateral Interest Distributions of Interest Per $1,000 of
 Original Investment:                                                  $33.14